Form 10-K
period 2006-12-31
STRATS SM TRUST FOR GOLDMAN SACHS GROUP SEC SERIES 2004-8
filed 2007-03-30
CIK 1293643

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    -------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2006

                                      or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

               Commission File Numbers: 333-111858-03, 001-32235

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

                   STRATS(SM) Trust For Goldman Sachs Group
                          Securities, Series 2004-8
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                  52-2316339
------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


 301 South College, Charlotte, North Carolina                28288
------------------------------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of Registered exchange on which registered
-------------------              -----------------------------------------------

STRATS(SM) Certificates,         New York Stock Exchange ("NYSE")
Series 2004-8

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     [ ]       No      [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     [ ]       No      [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     [X]       No      [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     [ ]       No      [X]

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


                                    PART I

Item 1. Business.
----------------

         Not Applicable

Item 1A. Risk Factors.
---------------------

         Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

         Not Applicable

Item 2. Properties.
------------------

         Not Applicable

Item 3. Legal Proceedings.
-------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

         None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
-------------------------------------

         The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

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


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         Not Applicable

Item 11. Executive Compensation.
-------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
---------------------

         Not Applicable

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

         None

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

         Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

         (a) The following documents have been filed as part of this report.

               1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Goldman Sachs Group Securities, Series 2004-8 to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


----------------------------------------------------------------------------------------------------------------------
                            Trust Description                               Distribution Date          Filed on
----------------------------------------------------------------------------------------------------------------------
STRATS(SM) Trust For Goldman Sachs Group Securities, Series 2004-8              01-15-2006            01-25-2006
                                                                                02-15-2006            02-23-2006
                                                                                03-15-2006            03-29-2006
                                                                                04-15-2006            04-28-2006
                                                                                05-15-2006            05-19-2006
                                                                                06-15-2006            06-20-2006
                                                                                07-15-2006            07-21-2006
                                                                                08-15-2006            08-21-2006
                                                                                09-15-2006            09-28-2006
                                                                                10-15-2006            10-23-2006
                                                                                11-15-2006            11-20-2006
                                                                                12-15-2006            12-22-2006

----------------------------------------------------------------------------------------------------------------------

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

                    99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.2 - Report of Aston Bell & Associates.

                    99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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


                                   Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                   By: /s/ Jimmy Whang
                                       -------------------------------------
                                   Name:   Jimmy Whang
                                   Title:  Director


Dated:  March 30, 2007

                                 EXHIBIT INDEX

-----------------------------------------------------------------------------------------
 Reference Number                                                        Exhibit Number
 per Item 601 of                  Description of Exhibits                    in this
  Regulation SK                                                             Form 10-K
-----------------------------------------------------------------------------------------
                    Certification by Director of the Registrant
                    pursuant to 15 U.S.C. Section 7241, as adopted
      (31.1)        pursuant to Section 302 of the Sarbanes-Oxley Act         31.1
                    of 2002.
-----------------------------------------------------------------------------------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.1)        U.S.C. Section 7241, as adopted pursuant to               99.1
                    Section 302 of the Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------------------
      (99.2)        Report of Aston Bell, CPA.                                99.2
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on January
      (99.3)        25, 2006, as further described in Item 15(a)(1)           99.3
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on February
      (99.4)        23, 2006, as further described in Item 15(a)(1)           99.4
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on March
      (99.5)        29, 2006, as further described in Item 15(a)(1)           99.5
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on April
      (99.6)        28, 2006, as further described in Item 15(a)(1)           99.6
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with the
                    Securities and Exchange Commission on May 19,
      (99.7)        2006, as further described in Item 15(a)(1) above, is     99.7
                    incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with the
                    Securities and Exchange Commission on June 20,
      (99.8)        2006, as further described in Item 15(a)(1) above, is     99.8
                    incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on July 21,
      (99.9)        2006, as further described in Item 15(a)(1) above,        99.9
                    is incorporated herein by reference.
-----------------------------------------------------------------------------------------
      (99.10)       Registrant's Current Report on Form 8-K filed             99.10
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
                    with the Securities and Exchange Commission on August
                    21, 2006, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on
     (99.11)        September 28, 2006, as further described in Item          99.11
                    15(a)(1) above, is incorporated herein by
                    reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on October
     (99.12)        23, 2006, as further described in Item 15(a)(1)           99.12
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on November
     (99.13)        20, 2006, as further described in Item 15(a)(1)           99.13
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on December
     (99.14)        22, 2006, as further described in Item 15(a)(1)           99.14
                    above, is incorporated herein by reference.
-----------------------------------------------------------------------------------------